Form 10-Q
period 1998-09-30
DI AN CONTROLS INC
filed 1998-11-13
CIK 28613

SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10Q

                          WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended SEPTEMBER 30, 1998          Commission File Number 2-2996

                           DI-AN CONTROLS, INC.
           Exact Name of Registrant as specified in its charter

    MASSACHUSETTS                                  04-2237138
State of Incorporation                I.R.S. Employer Identification Number

    530 West Street
    Braintree, Massachusetts                                       02184
Address of principal executive offices                            Zip Code

Shares of Common Stock outstanding as of: September 30, 1998 826,405 shares

Registrant's telephone number, including area code: (781) 848 - 1299

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes         No    X

DI-AN CONTROLS, INC.
BALANCE SHEET


                                        SEPTEMBER 30   SEPTEMBER 30
                                         1998                1997

ASSETS

CURRENT ASSETS

     CASH                                51,145              23,263
     ACCOUNTS RECEIVABLE                 59,351             175,950
     LESS: ALLOWANCE, BAD DEBTS         (13,715)            (13,715)
     INVENTORY                          275,105             268,630
          TOTAL                         371,886             454,128

EQUIPMENT AND IMPROVEMENTS

     MACHINERY AND EQUIPMENT             63,938              63,938
     LEASEHOLD IMPROVEMENTS                   0                   0
     LESS: ACCUM DEPRECIATION           (63,938)            (63,938)
          NET                                 0                   0

OTHER ASSETS

     CASH SURRENDER VALUE
     OFFICER'S LIFE INSURANCE            32,231              24,181
     DEPOSITS                             2,917              19,898
     DEFERRED CHARGES                    34,344              34,344
     OTHER                                  641                 641
          TOTAL, OTHER ASSETS            70,133              79,064

     TOTAL ASSETS                       442,019             533,192

DI-AN CONTROLS, INC.
LIABILITIES AND STOCKHOLDERS DEFECIT


                                   SEPTEMBER 30        SEPTEMBER 30
                                          1998           1997

CURRENT LIABILITIES

     ACCOUNTS PAYABLE                 47,992              64,862
     RESERVE, WARRANTIES              10,000              10,000
     DEFERRED REVENUE                 27,730              20,256
     NOTE, PRINCIPAL STOCKHOLDER   1,586,400           1,741,515
     DUE TO RELATED PARTIES        3,408,237           3,162,557

TOTAL LIABILITIES                  5,080,359           4,999,190



STOCKHOLDERS' DEFICIT

     COMMON STOCK                     82,641              82,641
     CAPITAL, EXCESS OF PAR        1,124,451           1,124,451
     ACCUMULATED DEFICIT          (5,845,432)         (5,673,090)

     TOTAL STOCKHOLDERS' DEFICIT  (4,638,340)         (4,465,998)

TOTAL LIABILITIES
     AND STOCKHOLDERS' DEFICIT       442,019             533,192

DI-AN CONTROLS, INC.
STATEMENT OF OPERATIONS AND STOCKHOLDERS' DEFICIT

                                   SEPTEMBER 30          SEPTEMBER 30
                                       1998                  1997
REVENUE
     NET SALES                       547,670             522,471
     SERVICE REVENUES                 19,567              26,132
     OTHER INCOME                          0              12,473
          TOTAL REVENUE              567,237             561,076

COSTS AND EXPENSES
     COST OF SALES & SERVICES        195,760             279,882
     PRODUCT DEVELOPMENT COSTS             0               1,512
     SELLING AND G & A EXPENSE       182,846             197,626
     INTEREST                        142,319             155,831
          TOTAL EXPENSES             520,925             634,851

NET GAIN (LOSS)                       46,312             (73,775)

STOCKHOLDERS BEGINNING DEFICIT    (4,684,653)         (4,392,223)

STOCKHOLDERS' DEF. END OF QUARTER  (4,638,341)         (4,465,998)

NET GAIN (LOSS) PER SHARE               $0.06             ($0.09)

                           MANAGEMENT DISCUSSION

SUMMARY OF RESULTS OF OPERATIONS (UNAUDITED)


Interest expense of $142,319 was incurred on short term loans to fund current operations.



LIQUIDITY

A principal stockholder has loaned the company funds to carry out company operations.

BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the period ending September 30, 1998, are not necessarily indicative of the results to be expected for the full year.


SALES OF UNREGISTERED SECURITIES (DEBT OR EQUITY):  NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DI/AN CONTROLS, INC.



Date   November 12, 1998                              By
                                                    Robert D. Kodis
                                          President/Treasurer