Form 10-Q
period 1999-03-31
DI AN CONTROLS INC
filed 1999-05-27
CIK 28613

SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10Q

                          WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended MARCH 31, 1999              Commission File Number 2-2996

                           DI-AN CONTROLS, INC.
           Exact Name of Registrant as specified in its charter