Form 10-Q
period 1999-06-30
DI AN CONTROLS INC
filed 1999-08-20
CIK 28613

SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10Q

                          WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended JUNE 30, 1999               Commission File Number 2-2996

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

Shares of Common Stock outstanding as of: March 31, 1999     826,405 shares

Registrant's telephone number, including area code: (781) 848 - 1299

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes         No    X

DI-AN CONTROLS, INC.
BALANCE SHEET


                                        JUNE 30            JUNE 30
                                         1999                1998

ASSETS

CURRENT ASSETS

     CASH                               303,830              47,245
     ACCOUNTS RECEIVABLE                104,735              36,496
     LESS: ALLOWANCE, BAD DEBTS         (13,715)            (13,715)
     INVENTORY                          131,944             244,886
          TOTAL                         526,795             314,913

EQUIPMENT AND IMPROVEMENTS

     MACHINERY AND EQUIPMENT             63,938              63,938
     LEASEHOLD IMPROVEMENTS                   0                   0
     LESS: ACCUM DEPRECIATION           (63,938)            (63,938)
          NET                                 0                   0

OTHER ASSETS

     CASH SURRENDER VALUE
     OFFICER'S LIFE INSURANCE            31,947              32,231
     DEPOSITS                             2,917               2,917
     DEFERRED CHARGES                    34,344              34,344
     OTHER                                6,894                 641
          TOTAL, OTHER ASSETS            76,102              70,133

     TOTAL ASSETS                       602,897             385,046

DI-AN CONTROLS, INC.
LIABILITIES AND STOCKHOLDERS DEFECIT


                                      JUNE 30          JUNE 30
                                        1999             1998

CURRENT LIABILITIES

     ACCOUNTS PAYABLE                 13,839              48,963
     RESERVE, WARRANTIES              10,000              10,000
     DEFERRED REVENUE                 48,464              40,799
     NOTE, PRINCIPAL STOCKHOLDER   1,847,741           1,586,400
     DUE TO RELATED PARTIES        3,661,641           3,348,835

TOTAL LIABILITIES                  5,581,685           5,034,997



STOCKHOLDERS' DEFICIT

     COMMON STOCK                     82,641              82,641
     CAPITAL, EXCESS OF PAR        1,124,451           1,124,451
     ACCUMULATED DEFICIT          (6,185,880)         (5,857,043)

     TOTAL STOCKHOLDERS' DEFICIT  (4,978,788)         (4,649,951)

TOTAL LIABILITIES
     AND STOCKHOLDERS' DEFICIT       602,897             385,046

DI-AN CONTROLS, INC.
STATEMENT OF OPERATIONS AND STOCKHOLDERS' DEFICIT

                                     JUNE 30          JUNE 30
                                       1999             1998
REVENUE
     NET SALES                       279,571             397,339
     SERVICE REVENUES                 10,452              11,134
     OTHER INCOME                      3,108                   0
          TOTAL REVENUE              293,131             408,473

COSTS AND EXPENSES
     COST OF SALES & SERVICES        189,705             152,618
     SELLING EXPENSES                 37,402              36,808
     GENERAL AND ADMIN  EXPENSE       91,564              90,011
     INTEREST                        116,219              94,336
          TOTAL EXPENSES             434,890             373,773

NET GAIN (LOSS)                     (141,759)             34,700

STOCKHOLDERS BEGINNING DEFICIT    (6,044,120)         (5,891,744)

STOCKHLDERS' DEF. END OF QUARTER  (6,185,879)         (5,857,044)

NET GAIN (LOSS) PER SHARe             ($0.17)              $0.04



                           MANAGEMENT DISCUSSION

SUMMARY OF RESULTS OF OPERATIONS (UNAUDITED)


Interest expense of $109,953.00 was incurred on short term loans to fund current operations.

Management has determined that the consequences of its YEAR 2000 issues would not have any material affect on the results of operations or on the company's financial condition. This determination is the result of thorough testing by company staff.

LIQUIDITY

A principal stockholder has loaned the company funds to carry out company operations.

BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the period ending June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


SALES OF UNREGISTERED SECURITIES (DEBT OR EQUITY):  NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DI/AN CONTROLS, INC.



Date   August 19, 1999                              By Robert D. Kodis
                                                    Robert D. Kodis
                                                    President/Treasurer