Form 10-Q
period 1999-09-30
DI AN CONTROLS INC
filed 1999-12-01
CIK 28613

SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10Q

                          WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30,1999           Commission File Number 2-2996

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

Yes         No    X

DI-AN CONTROLS, INC.
BALANCE SHEET


                                   SEPTEMBER 30         SEPTEMBER 30
                                        1999                 1998

ASSETS

CURRENT ASSETS

     CASH                                99,861             51,145
     ACCOUNTS RECEIVABLE                 79,405             59,351
     LESS: ALLOWANCE, BAD DEBTS         (    0)            (13,715)
     INVENTORY                          140,777             275,105
          TOTAL                         320,044             371,886
EQUIPMENT AND IMPROVEMENTS

     MACHINERY AND EQUIPMENT             63,938              63,938
     LEASEHOLD IMPROVEMENTS                   0              34,322
     LESS: ACCUM DEPRECIATION           (63,938)            (98,260)
          NET                                 0                   0

OTHER ASSETS

     CASH SURRENDER VALUE
     OFFICER'S LIFE INSURANCE            31,947              32,231
     DEPOSITS                             2,917               2,917
     DEFERRED CHARGES                         0              34,344
     OTHER                                5,057                 641
          TOTAL, OTHER ASSETS            39,921              70,133

     TOTAL ASSETS                       359,964             442,020

DI-AN CONTROLS, INC.
LIABILITIES AND STOCKHOLDERS DEFECIT


                                      SEPTEMBER 30     SEPTEMBER 30
                                          1999             1998

CURRENT LIABILITIES

     ACCOUNTS PAYABLE                     11,171               47,992
     RESERVE, WARRANTIES                  10,000               10,000
     DEFERRED REVENUE                     12,000                    0
     NOTE, PRINCIPAL STOCKHOLDER       1,582,741            1,586,400
     DUE TO RELATED PARTIES            3,712,717            3,408,237
     PAYROLL TAXES PAYABLE                 1,449                    0
     UNEARNED INCOME                           0               27,730

TOTAL LIABILITIES                      5,330,078            5,080,359



STOCKHOLDERS' DEFICIT

     COMMON STOCK                         82,641               82,641
     CAPITAL, EXCESS OF PAR            1,124,451            1,124,451
     RETAINED EARNINGS               (6,044,120)          (5,891,744)
     CURRENT EARNINGS                  (133,086)               46,312


TOTAL STOCKHOLDERS' DEFICIT          (4,970,114)          (4,648,340)

TOTAL LIABILITIES
     AND STOCKHOLDERS' DEFICIT       (4,970,114)          (4,638,340)

DI-AN CONTROLS, INC.
STATEMENT OF OPERATIONS AND STOCKHOLDERS' DEFICIT

                                     SEPTEMBER 30     SEPTEMBER 30
                                         1999             1998
REVENUE
     NET SALES                       467,789             547,670
     SERVICE REVENUES                 19,292              19,567
     OTHER INCOME                          0                   0
          TOTAL REVENUE              487,081             567,237

COSTS AND EXPENSES
     COST OF SALES & SERVICES        281,570             195,760
     SELLING EXPENSES                 53,948              54,218
     GENERAL AND ADMIN  EXPENSE      137,892             128,172
     INTEREST                        153,742             142,319
          TOTAL EXPENSES             627,152             520,925

NET GAIN (LOSS)                     (141,759)             34,700

STOCKHOLDERS BEGINNING DEFICIT    (6,044,120)         (4,684,653)

STOCKHLDERS' DEF. END OF QUARTER  (4,970,114)         (4,638,341)

NET GAIN (LOSS) PER SHARe             ($0.17)              $0.04



                           MANAGEMENT DISCUSSION

SUMMARY OF RESULTS OF OPERATIONS (UNAUDITED)


Interest expense of $141,496.00 was incurred on short term loans to fund current operations.

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

                                   DI/AN CONTROLS, INC.



Date   November 18, 1999                              By Robert D. Kodis
                                                    Robert D. Kodis
                                                    President/Treasurer