Form 10-K
period 1998-12-31
DI AN CONTROLS INC
filed 1999-12-14
CIK 28613

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549
                       FORM 10-K

     Annual Report Pursuant to Section 13 or15(d) of the Securities Exchange Act of 1934

For the fiscal year ended DECEMBER 31, 1998 Commission File
Number  2-29967

                   DI-AN CONTROLS, INC

     (Exact name of registrant as specified in its charter)

 MASSACHUSETTS                               04-2237138
(State or other jurisdiction of       (I.R.S. Employer
incorporation of organization)        Identification No.)


530 WEST STREET, BRAINTREE, MASSACHUSETTS         02184
(Address of principal executive offices)         (Zip Code)


Registrant's Telephone Number, including Area Code (781) 848-1299



Securities registered pursuant to Section 12(b) of the Act:


                                  Name of each exchange on
Title of each class               which registered
Common Stock, $.10 Par Value
                                         OTC

Securities registered pursuant to Section 12(g) of the Act:
(NONE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

               YES    X      NO






Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.           X

There is no significant market for the stock in the year 1998, and no such established market value of the voting stock held by non-affiliates of the registrant. A market maker reports an amount of $.50 as an average between bid and asked. That amount of $.50 would provide a total value of $413,203 for the 826,405 shares. A total of 14,330 shares were transferred in the year 1998, equal to 1.7% of the issued stock.

PART I

Item 1. BUSINESS

DI-AN Controls, Inc. business is in two market segments. Both segments are applications of the DI-AN CONCESSION/MASTER system. The C/M system is a management and point of sale computer system with DI-AN designed and manufactured hardware and software.

Market 1 using the C/M System is food service in public assembly facilities which are stadiums, arenas, and convention halls.
DI-AN pioneered this application in Bush Stadium in St. Louis in 1989.

Market 2 using the C/M System for ticketing of fairs and other general admission events.

BACK LOG OF
ORDERS           Orders for the DI-AN C/M System orders
                 are usually filled quickly from stock. Thus order back-logs are low and not an indicator of future, or near term shipments and sales.


ITEM 2.  PROPERTIES

The Company does not own any real estate. The company operates from leased premises of 9,000 sq. feet.

ITEM 3.  LEGAL PROCEEDINGS
        NONE

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        NONE

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

The Company's common stock is traded over the counter. Trading activity reported by the transfer agent for the year 1998 was 10 transfers consisting of 14,330 shares. Trading on the "books" of Cede & Co. is not visible to the fransfer agent. Cede & Company is a nominee holder of 318,581 shares. The approximate number of holders of the Company's stock at December 31, 1998 was 491.


At this time, the Company has no plans to institute dividend payments on its common stock.


ITEM 6.  SELECTED FINANCIAL DATA


                                Year Ended December 31
               1998      1997      1996     1995      1994
    (In thousands of dollars, except per share amounts)

Net sales and
other operating
revenues       $  593     $ 556     $ 522     $ 347     $ 330
Net income
(loss)         $ (184)    $(70)     $(393)    $(557)    $(695)
Total assets   $  510     $ 291     $ 444     $ 249     $ 183
Per common
share:
Net income
(loss)         $(0.22)    $(.08)    $(.48)    $(.30)    $(.22)

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The operating loss of $183,700 for the year 1998 is partially the result of the expenditure of $392,714 for new product development, and marketing of current products, none of which is capitalized.

The operating loss of $183,700 in 1998 is greater then the 1997 loss of $69,879 due to the large increase of Cost of Goods Sold.

LIQUIDITY AND SOURCES OF CAPITAL

Working capital deficit was $4,936,142 at December 31, 1998, a decrease of working capital of $183,416 from December 31, 1997.

During 1998, the Company received loans from a principal shareholder to meet operating cash flow requirements.




INFLATION

Inflation was not a significant factor during 1998, 1997, or 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in Item 14 of this Form
10-K.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Name, Age, Position with Registrant,
                                                 Began Term of
       Other Business Experience
                                                    Office

ROBERT D. KODIS, 78, President, Treasurer,          1958
  Director, DI-AN Controls Corporation.


ITEM 11.  EXECUTIVE COMPENSATION

       CASH & CASH EQUIVALENT FORMS OF REMUNERATION IN 1998
                         Securities,
          Salaries,      Property,
             Fees,        Insurance
          Directors'   Benefits, and    Aggregate of
             Fees,      Reimbursement     Contingent
          Commissions    of Personal       Forms of
Name        Capacities   and Bonuses      Benefits  Remuneration

Robert D. Kodis President, $4903.92      None             None
                Treasurer, &
                Director


Robert D. Kodis was not paid his full salary during the year due to cash flow constraints, the Company accrued salary amounting to $80,096.08 related to his services for the year 1998. Mr. Kodis has a total accured salary for 1998 and prior years of $701,195.00.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT



                                     Amount of class
                Name & Address of    of Beneficial    Percentage

Common Stock,   Robert D. Kodis        327,825 (1)         40%
$.10 Par Value  85 Wallis Road
                Brookline, MA

Common Stock,  Kodis Family Trust
$.10 Par Value James B. Marcus, Trustee  100,500 (2)       12%
               Reva J. Kodis, Trustee
               15 Court Square
               Boston, MA


(1) This amount representing 40% of the voting power of all shares of outstanding capital stock of the Company includes 50,000 shares owned by the wife and children of Mr. Kodis. It does not include 100,500 shares, representing 12% of the voting power, owned by the Robert D. Kodis Family Trust as to which Mr. Kodis disclaims beneficial interest and Mr. Kodis has no vote or investment power with respect to such shares.

(2)      Mr. Marcus is a co-trustee of the Robert D. Kodis Family
Trust and, in conjunction with his co-trustee, has voting and investment powers for those 100,500 shares but he has no beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 1998, the Company owed the principal shareholder, Robert D. Kodis, $1,847,741 in notes payable at the interest rate of 12%. The loans were made to fund the operating needs of the Company. Accrued interest in the amount of $1,572,651 is also owed to the principal shareholder, Robert D. Kodis. Accrued rent of $1,179,436.is owed to The Kodis Girls Trust, owners of the facility leased by the Companyin prior years. The amount represents unpaid rent for the years 1991 through October 1996.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.


(3)  Listing of Exhibits
          (3) Articles of incorporation and bylaws. These exhibits are included with a Registration Statement on Form S-1 which was filed on August 26, 1968 and is incorporated herein by reference.
(b)  Reports on Form 8-K filed in the fourth quarter of 1998:
      NONE


(c) Exhibits - See Item 14(a)(3) above for list of exhibits incorporated herein by reference.

(d) Financial Statement Schedules - The response to this portion of Item 14 is included as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                 DI-AN CONTROLS, INC.
                                    (Registrant)



                        Robert D. Kodis, President       (Date)
                           and Treasurer
                        (Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Robert D. Kodis, Director    (Date)

Di/An CONTROLS, INC.
FINANCIAL STATEMENTS
Years Ended December 31, 1998 and 1997

CONTENTS
     Page

Independent Auditors' Report      1

Financial Statements:

     Balance Sheets    2

     Statements of Operations and Accumulated Deficit          3

     Statements of Cash Flows          4

Notes to Financial Statements    5-7
INDEPENDENT AUDITORS' REPORT

LEVINE, KATZ, NANNIS & SOLOMON, PC

To the Board of Directors and Stockholders
Di/An Controls, Inc.

We have audited the accompanying balance sheets of Di/An Controls, Inc. (a Massachusetts corporation) as of December 31, 1998 and 1997 and the related statements of operations and accumulated deficit, and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.In our opinion, the financial statements referred to above present fairly,in all material respects, the financial position of Di/An Controls, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company carries debt disproportional to its current size and is dependent on a single product. These conditions raise substantial doubt about its ability to continue as a going concern. Managements' plans regarding those matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this un-certainty.

The comparative amounts in the statements of operations and accumulated deficit and cash flows have not been audited by us. The statements of operations and accumulated deficit for the years ended December 31, 1997 and 1996, and the related statements of cash flows for the years then ended, have been compiled from information supplied by the Company. We have not audited or reviewed these statements and, accordingly, we do not express an opinion or any other form of assurance on them.

July 7, 1999




           Di/An CONTROLS, INC.
           BALANCE SHEETS
            December 31,



                                        1998         1997

                  ASSETS

CURRENT ASSETS

Cash and cash equivalents             $    39,386   $    9,295
Investments                               224,914            -
  Accounts receivable, net of allowance
for bad debts: 1998-$0; 1997-$13,715       20,101       21,210
Inventory                                 184,038      225,072
Other current assets                        7,038          456
                                      -----------  -----------

    TOTAL CURRENT ASSETS                  475,477      256,033
                                        -----------  -----------


EQUIPMENT

Equipment and tooling                     22,477       22,477
Accumulated depreciation                 (22,477)     (22,477)
                                        -----------  -----------


NET EQUIPMENT                              -            -
                                        -----------  -----------


OTHER ASSETS

Cash surrender value, life insurance,
net of loans payable: 1998-$457,251;      31,947       32,231
Deposits                                   2,917        2,917
                                       -----------  -----------

TOTAL OTHER ASSETS                         34,864       35,148
                                        -----------  -----------


TOTAL ASSETS                           $  510,341   $  291,181
                                       ===========  ===========





                                         1998             1997


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses $    4,963   $   29,404
Related party liabilities              3,505,590    3,226,330
Note payable, officer                  1,847,741    1,681,515
Other current liabilities                 53,325       71,510
                                      -----------  -----------

TOTAL CURRENT LIABILITIES              5,411,619    5,008,759
                                      -----------  -----------

COMMITMENTS AND CONTINGENCIES (Note K)       -            -


STOCKHOLDERS' EQUITY

Common stock                              82,641       82,641
Additional paid-in capital             1,124,451    1,124,451
Accumulated deficit                   (6,108,370)  (5,924,670)
                                      -----------  -----------

TOTAL STOCKHOLDERS' EQUITY             (4,901,278)  (4,717,578)
                                        -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS'     $  510,341   $  291,181
                                        ===========  ===========

The accompanying notes are an integral part of these financial statements.

                              2.


                      Di/An CONTROLS, INC.
                 STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                      Years ended December 31,


                  1998           1997           1996

                Audited       Unaudited      Unaudited

SALES          $ 592,817     $  555,544     $  522,332

COST OF GOODS
SOLD             269,955         99,501        495,260
               -----------    -----------    -----------

GROSS PROFIT
ON SALES         322,862        456,043         27,072


OPERATING
EXPENSES         310,597        324,637        354,438
               -----------    -----------    -----------

INCOME (LOSS)
FROM OPERATIONS    12,265        131,406       (327,366)
               -----------    -----------    -----------


OTHER INCOME (EXPENSES)

Interest
expense         (195,894)      (207,500)      (216,877)

Gain on sale
of equipment            -          6,215        150,828

Other                (71)             -              -
               -----------    -----------    -----------

TOTAL OTHER
INCOME
(EXPENSES)      (195,965)      (201,285)       (66,049)

               -----------    -----------    -----------

NET LOSS        (183,700)       (69,879)      (393,415)

Accumulated
deficit,
beginning of
year           (5,924,670)    (5,854,791)    (5,461,376)
               -----------    -----------    -----------

ACCUMULATED
DEFICIT, END
OF YEAR        $(6,108,370    $(5,924,670    $(5,854,791
               ===========    ===========    ===========

NET LOSS
PER SHARE      $  (0.22)      $  (0.08)      $  (0.48)
               ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED
IN CALCULATION OF LOSS
PER SHARE         826,405        826,405        826,405
               ===========    ===========    ===========
The accompanying notes are an integral part of these financial statements.
                           3.

          Di/An CONTROLS, INC.
          STATEMENTS OF CASH FLOWS
          Years Ended December 31,



                          1998          1997           1996
                           Audited    Unaudited      Unaudited

OPERATING ACTIVITIES:

Net loss                 $(183,700)  $ (69,879)     $(393,415)

Adjustments
to reconcile
net loss to
net cash
provided by
operating activities:

Depreciation and
amortization                   -           6,263        3,489
Gain on sale of
equipment                      -          (6,215)    (150,828)
Decrease in allowance
for bad debts              (13,715)          -            -
Changes in other
assets                        370         (2,971)        5,079

Increase (decrease) in cash from:

Accounts receivable         14,825         19,153       (1,596)
Inventory                   41,033      (180,973)        77,980
Other current assets       (6,582)          1,094         (394)
Other assets                   -           14,544        34,344
Accounts payable and
accrued expenes           (24,438)        (26,006)      (39,818)
Other current liabilities (18,188)          40,869        15,370
Related party liabilities  279,260         309,008       473,653
Total adjustments          272,565         174,766       417,279


NET CASH OPERATING
ACTIVITIES                  88,865         104,887        23,864

INVESTING ACTIVITIES:

Acquisition of invest-
ments                    (225,000)           -             -
Proceeds from disposal
of equipment                 -             7,238        150,569

NET CASH INVESTING
ACTIVITIES              (225,000)          7,238        150,569
FINANCING ACTIVITIES

Net borrowings,
officer's loan            166,226       (131,000)      (146,400)


NET CASH FINANCING
ACTIVITIES                166,226       (131,000)      (146,400)


NET INCREASE (DECREASE)
IN CASH AND CASH
EQUIVALENTS                30,091        (18,875)        28,033


Cash and cash
equivalents, beginning
of year                     9,295         28,170            137


CASH AND CASH
EQUIVALENTS, END OF
YEAR                    $  39,386       $   9,295      $  28,170


No cash was disbursed for interest or income taxes in 1998, 1997, or 1996.

The accompanying notes are an integral part of these financial statements.
                      4.




A.      DESCRIPTION OF BUSINESS

     Di/An Controls, Inc., located in Braintree, Massachusetts, manufactures and installs point-of-sale terminals and management software to entertainment and sports facilities throughout the United States. The Company was incorporated in 1958. Credit is extended under terms customary in the industry.


B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1. Use of estimates - The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates relate primarily to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.
     2. Cash and cash equivalents - For purposes of financial statement presentation, the Company considers all highly liquid instruments with a maturity of three months or less to be cash.

     3. Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out method.

     4. Equipment and depreciation - Equipment is stated at cost. Depreciation is provided over the estimated useful lives of the assets by straight line and accelerated methods for both financial reporting and income tax purposes as the effect on net income is considered immaterial. Equipment, furniture and fixtures are depreciated using lives ranging from three to ten years.

     5. Investments - The Company classifies its marketable debt securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable securities are classified as "available for sale". Securities classified as "available for sale" are carried in the financial statements at fair market value. Realized gains and losses, determined using specific identification of the securities, are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity, where considered to be material. Securities classified as held to maturity are carried at amortized cost.

     6. Revenue recognition - Revenue from service contracts is earned ratably over the life of the contract.





B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     7. Income taxes - Deferred income taxes are the result of the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred income tax assets in circumstances where management believes recoverability of a portion of the assets is not reasonably assured.





C.      GOING CONCERN

     The financial statements of the Company have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since 1988 and accumulated indebtedness to the principal stockholders which exceeds the cash that can reasonably be expected to be generated from operations. In recent years, the interest expense from this debt has exceeded the profit from operations. At December 31, 1998, it has a deficiency in working capital of $4,936,142, an increase of approximately $183,000 from the prior year. The Company continues to be dependent upon sales of its one product, the Concession/Master system of hardware and software.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue depends upon future events, which include its ability to obtain sufficient operating capital, the achievement of profitable operations and the development of new and enhanced products. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


D.      INVESTMENTS

     Investments at December 31, 1998 consist of the following:

                              Contract         Carrying
                               Amount            Value

U.S. Treasury Index
Fund                          $ 200,000       $ 199,537
Money Market Fund                25,000          25,377

                              $ 225,000       $ 224,914


D.      INVESTMENTS (continued)

     These investments may be redeemed at any time and have been classified as available for sale by the Company. The dividend income re-invested amounted to $2,292, while the unrealized loss amounted to $2,363, which have been included as part of the net loss for the year in the statements of operations and accumulated deficit for 1998. The investments' carrying value is the fair value of the publicly traded securities.






E.      INVENTORY

     Inventory at December 31, consists of the following:
                                1998            1997
          Raw materials   $    73,335     $    47,542
          Work in process     110,703         177,530


              Total       $   184,038     $   225,072


F.      NOTE PAYABLE, OFFICER

     The note payable, officer is due on demand and bears interest at 12%. No interest is charged on the accrued interest on this note. The note is secured by substantially all of the assets of the Company. Interest on this note accrued for the years ending 1998, 1997 and 1996 was $195,894, $207,500, and
$216,877, respectively.


G.      CAPITAL STRUCTURE

     The Company has 2,500,000 shares of $.10 par value stock authorized of which 826,405 are issued and outstanding.

     Common shares are voting and dividends are paid at the discretion of the Board of Directors.


H.      RELATED PARTY ACTIVITY

     Through January, 1997, the Company rented property from a trust which is a member of the group that owns the majority of the Company's stock. Unpaid liabilities incurred in connection with this lease agreement are included in related party liabilities.


I.      CONCENTRATIONS

     1. In 1998 and 1997, a single customer accounted for approximately 38% and 20%, respectively, of total sales. In
1996, a different customer accounted for 11% of total sales.

     2. In 1998, 1997 and 1996, purchases from 6 vendors accounted for approximately 82%, 35% and 27% of total purchases, respectively.






J.      DEFERRED TAXES

     The following is a summary of the significant components of the Company's deferred tax assets as of December 31:

          Net operating losses    $   940,000
          Accrued expenses,
          related parties           1,400,000
                                    2,340,000

          Valuation allowance      (2,340,000)

          Net asset              $      -

     The Company has $2,700,000 of Federal net operating losses available that expire in years from 2003-2009. Massachusetts state net operating losses of $200,000 expire after 1999.


K.      COMMITMENTS

     In January, 1997, the company entered into a five-year lease for its current operating facilities. Minimum annual amounts due under this lease are as follows:

          1999    $    35,000
          2000         35,000
          2001         35,000
          2002          2,917

                  $   107,917

L.      RESEARCH AND DEVELOPMENT

     The Company incurred research and development costs amounting to $41,995, $52,379 and $51,892 during the three years ended December 31, 1998, 1997 and 1996, respectively.