Form 10-K
period 1999-12-31
DI AN CONTROLS INC
filed 2000-04-11
CIK 28613

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended DECEMBER 31, 1999 Commission File Number  2-29967

                            DI-AN CONTROLS, INC
           (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                               04-2237138
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

530 WEST STREET, BRAINTREE, MASSACHUSETTS                    02184
(Address of principal executive offices)                   (Zip Code)

Registrant's Telephone Number, including Area Code       (781) 848-1299


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

There is no significant market for the stock in the year 1999, and no such established market value of the voting stock held by non-affiliates of the registrant.




PART I

Item 1. BUSINESS

DI-AN Controls, Inc. [DI-An] was incorporated as a Massachusetts corporation in May 23, 1958. Since 1982, DI-AN designs, manufactures, markets and services computer systems, Point-Of-Sale [POS] systems for the management of food and beverage service in public assembly facilities (stadiums, arenas, convention halls and other entertainment sites).

The DI-AN computer systems are also used for general admission ticketing at fairs, waterparks, and entertainment centers.

These computer systems are marketed by DI-AN under the DI-AN trade mark of "CONCESSION/MASTER" systems. They are to improve the service to patrons of the facilities, control the cash and inventory of the products for sale, and provide management with operating data.

DI-AN markets and sells the CONCESSION/MASTER systems directly to its customers. DI-AN installs the CONCESSION/MASTER systems, trains the operating personnel, and provides after the sale, support and maintenance. DI/AN sold, installed and trained the operating personnel for 30 facilities with CONCESSION/MASTER systems in 1999, 18 systems in 1998 and 20 in 1997.

INDUSTRY OVERVIEW:

DI-AN'S Point-Of-Sale-Terminals [POST] is a key part of the CONCESSION/MASTER system, designed for the needs of the concession stands in public assembly faciities. They are sufficently different from the needs of full service and quick service restaurants, retail stores, and gas station marts, so that there is little compotetion from products designed to serve those markets.

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

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

           NONE




PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded over the counter. Trading activity reported by the transfer agent for the year 1999 was 3 transfers consisting of 800 shares. Trading on the "books" of Cede & Co. is not visible to the transfer agent. Cede & Company is a nominee holder of 319,626 shares. The approximate number of holders of the Company's stock at December 31, 1998 was 800.

At this time, the Company has no plans to institute dividend payments on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA


                           Year Ended December 31
                              1999      1998      1997      1996      1995
                      (In thousands of dollars, except per share amounts)

Net sales and other
  operating revenues       $  836     $ 593     $ 556     $ 522     $ 347
Net income (loss)          $  288     $(184)    $( 70)    $(393)    $(558)
Total assets               $  826     $ 510     $ 291     $ 163     $ 250
Per common share:
  Net income (loss)        $ 0.35     $(.22)    $(.08)    $(.48)    $(.68)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The gross profit margin increased to 65% from 54% in 1998. This is primarily due to better utilization of available resources. The Company has historically maintained a workforce in excess of its immediate needs to allow it to continue its manufacturing operations and enable it to fulfill order promptly. Due to the increase in sales during 1999, the labor force, which was similar to 1998's, incurred less unproductive time and increased efficiencies in the manufacturing process. On a year to year basis, cost of goods sold and operating expenses increased from 1998 to 1999 by 8% and 6%, respectively. A 41% increase in sales as compared to 1998 allowed the Company to achieve break even operations for the first time in a number of years.

The Company continues to accrue significant expenses to its sole officer and director, and other related parties, that for income tax purposes are not deductible until paid. Consequently, the Company had taxable income in 1999 of approximately $300,000, although the Company incurred a small net loss for financial statement purposes. The Company has sustained operating losses over the past decade and had accumulated federal net operating losses of approximately $2,700,000. Utilization of a portion of these net-operating losses occurred in 1999 due to the Company realizing taxable income. The realization of these net operating loss benefits generated a tax savings and a deferred tax asset of $288,000.

During 1998 the Company placed cash in excess of immediate needs into a US Treasury money market mutual fund. This fund generated interest and dividends of approximately $8,300; however, the liquidation of the asset resulted in capital loss of approximately $13,000 in 1999.

LIQUIDITY AND SOURCES OF CAPITAL

The Company continues to realize insufficient cash flows to meet all of its operating needs. Consequently, the Company's President again deferred receipt of compensation and interest obligations due him for loans made in prior years. The 1999 working capital deficit of approximately $4,952,000 represents a decrease from 1998 of approximately $15,500. Included in current liabilities are notes and other payable aggregating approximately $5,338,000 at December 1999 and $5,353,000 at December 1998 due to the President and related parties. Although the Company was able to make principal payments against the officer's notes payable of $310,000, this decrease was offset by approximately $210,000 of accrued interest charges and $85,000 of accrued salary due the officer. The Company continues to remain dependent upon the officer for all its financing needs, and it is not anticipated that this will change in the coming year.


INFLATION

Inflation was not a significant factor during 1999, 1998, or 1997.

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
  Director, DI-AN Controls Corporation.


ITEM 11.  EXECUTIVE COMPENSATION

       CASH & CASH EQUIVALENT FORMS OF REMUNERATION IN 1999
                                               Securities,
                                 Salaries,      Property,
                                   Fees,        Insurance
                                 Directors'   Benefits, and    Aggregate of
                                   Fees,      Reimbursement     Contingent
                                Commissions    of Personal       Forms of
       Name        Capacities   and Bonuses      Benefits      Remuneration

Robert D. Kodis    President,       $4903.92      None             None
                   Treasurer, &
                   Director


Robert D. Kodis was not paid his full salary during the year due to cash flow constraints, the Company accrued salary amounting to $80,096.08 related to his services for the year 1999. Mr. Kodis has a total accured salary for 1999 and prior years of $781,291.00.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                             Amount and Class
                      Name and Address of     of Beneficial     Percentage
  Title of Class        Beneficial Owner         Ownership       of Class

Common Stock,        Robert D. Kodis           327,825 (1)         40%
  $.10 Par Value     85 Wallis Road
                     Brookline, MA

Common Stock,        Kodis Family Trust        100,500             12%
  $.10 Par Value     Reva J. Kodis, Trustee







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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 1999 the Company owed the principal shareholder, Robert D. Kodis, $1,537,741 in notes payable at the interest rate of 12%. The loans were made to fund the operating needs of the Company. Accrued interest in the amount of $1,781,280 is also owed to the principal shareholder, Robert D. Kodis. Accrued rent of $1,179,436.is owed to The Kodis Girls Trust, owners of the facility leased by the Companyin prior years. The amount represents unpaid rent for the years 1991 through October 1996.






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





Robert D. Kodis, Director    (Date)
Di/An CONTROLS, INC.

FINANCIAL STATEMENTS

Years Ended December 31, 1999 and 1998


CONTENTS



     Page

Independent Auditors' Report    1

Financial Statements:

     Balance Sheets   2

     Statements of Operations and Accumulated Deficit    3

     Statements of Cash Flows   4

Notes to Financial Statements  5-9



























INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Di/An Controls, Inc.


We have audited the accompanying balance sheets of Di/An
Controls, Inc. (a Massachusetts corporation) as of December 31,
1999 and 1998 and the related statements of operations and accumulated deficit, and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Di/An Controls, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


The comparative amounts in the statements of operations and accumulated deficit and cash flows relating to 1997 have not been audited by us. The statement of operations and accumulated deficit for the year ended December 31, 1997, and the related statement of cash flows for the year then ended, have been compiled from information supplied by the Company. We have not audited or reviewed these statements and, accordingly, we do not express an opinion or any other form of assurance on them.












March 3, 2000


BALANCE SHEETS
                                        1999           1998

ASSETS

CURRENT ASSETS

Cash and cash equivalents          $     165,100  $      39,386
Investments                               26,553        224,914
Accounts receivable, net of allowance
for bad debts: 1999- $3,000, 1998-$0     104,362         20,101
Inventory                                187,037        184,038
Other current assets                       5,057          7,038

TOTAL CURRENT ASSETS                     488,109        475,477

EQUIPMENT

Equipment and tooling                    22,477         22,477
Accumulated depreciation               (22,477)        (22,477)

NET EQUIPMENT AND IMPROVEMENTS            -                -

OTHER ASSETS

Cash surrender value, life insurance,
net of loans payable: 1999-$465,118,
1998-$457,251                           35,358          31,947
Deposits                                 2,917           2,917
Deferred income tax asset              300,000             -

TOTAL OTHER ASSETS                     338,275           34,864

TOTAL ASSETS                   $       826,384    $     510,341



















                                             1999           1998


LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES


Accounts payable and accrued expenses   $    51,672 $   "4,963"

Other current liabilities                   "49,707"    "53,325"
"Note payable, officer"                 " 1,537,741" "1,847,741"

Related party liabilities               " 3,800,618" "3,505,590"


TOTAL CURRENT LIABILITIES               " 5,439,738" " 5,411,619"


COMMITMENTS AND CONTINGENCIES (Note K)        -         -


STOCKHOLDERS' DEFICIT


Common stock                              "82,641"     "82,641"

Additional paid-in capital             "1,124,451" " 1,124,451"

Accumulated deficit                   "(5,820,446)""(6,108,370)"


TOTAL STOCKHOLDERS' DEFICIT           "(4,613,354)""(4,901,278)"







TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                 $"826,384"      $"510,341"












STATEMENTS OF OPERATIONS AND
ACCUMULATED DEFICIT

                               1999           1998        1997
                              Audited        Audited    Unaudited

SALES                         $ 836,390   $  592,817    $ 555,544


COST OF GOODS SOLD              291,233      269,955       99,501


GROSS PROFIT ON SALES           545,157      322,862      456,043


OPERATING EXPENSES              331,670      310,597      324,637


INCOME FROM OPERATIONS          213,487       12,265      131,406


OTHER INCOME (EXPENSE)

Interest expense               (208,629)     (195,894)  (207,500)
Gain on sale of equipment           -            -         6,215
Interest and dividend income      8,277          -           -
Loss on investment              (13,211)          (71)       -

TOTAL OTHER INCOME
(EXPENSE)                      (213,563)      (195,965) (201,285)

NET LOSS BEFORE INCOME TAXES        (76)      (183,700)  (69,879)



NET BENEFIT FROM INCOME TAXES   288,000            -         -

NET INCOME (LOSS)               287,924       (183,700)  (69,879)

Accumulated deficit,
beginning of year              (6,108,370) (5,924,670)(5,854,791)

ACCUMULATED DEFICIT,
END OF YEAR                    (5,820,446) (6,108,370)(5,924,670)

NET INCOME (LOSS) PER SHARE        $ 0.35     $ (0.22)   $ (0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN CALCULATION

OF INCOME (LOSS) PER SHARE        826,405     826,405     826,405




STATEMENTS OF CASH FLOWS

                              1999      1998      1997
                               Audited  Audited   Unaudited

OPERATING ACTIVITIES:
Net income (loss)            $ 287,924   $ (183,700)   $(69,879)
Adjustments to reconcile net
loss to net cash provided by
operating activities:
Depreciation and amortization     -            -           6,263
Gain on sale of equipment         -            -          (6,215)
Loss on sale of investments     13,211         -              -
Change in allowance for bad
debts                            3,000      (13,715)          -
Cash value life insurance       (3,411)         370       (2,971)
Deferred income taxes         (300,000)          -            -
Increase (decrease) in cash from:
Accounts receivable            (87,261)      14,825       19,153
Inventory                       (2,999)      41,033     (180,973)
Other current assets             1,981       (6,582)       1,094
Other assets                       -            -         14,544

Accounts payable and accrued
expenses                        46,709       (24,438)    (26,006)
Other current liabilities       (3,618)      (18,188)     40,869
Related party liabilities      295,028       279,260     309,008
Total adjustments              (37,360)      272,565     174,766

NET CASH OPERATING ACTIVITIES  250,564        88,865     104,887

INVESTING ACTIVITIES:
Sales of investments           193,405           -           -
Purchases of investments        (8,255)      (225,000)       -
Proceeds from disposal of
equipment                         -              -          7,238


NET CASH INVESTING ACTIVITIES  185,150       (225,000)      7,238

FINANCING ACTIVITIES:
Net borrowings (repayments),
officer's loan                (310,000)       166,226   (131,000)

NET CASH FINANCING ACTIVITIES (310,000)       166,226   (131,000)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS      125,714         30,091    (18,875)

Cash and cash equivalents,
beginning of year               39,386          9,295     28,170

CASH AND CASH EQUIVALENTS,
END OF YEAR                   $165,100        $39,386      $9,295
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

No cash was disbursed for interest or income taxes in 1999, 1998, or 1997.


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

     4. Equipment and depreciation - Equipment and tooling are stated at cost. Depreciation is provided over the estimated useful lives of the assets by straight line methods for financial reporting and accelerated methods for income tax purposes. Equipment and tooling are depreciated using lives ranging from three to ten years.

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


C.   CONTINUED OPERATIONS

     The Company incurred significant operating losses from 1988 to 1994 and accumulated indebtedness to the principal stockholders which exceeds the cash that can reasonably be expected to be generated from operations. In recent years, the Company's sales have grown, and there has been a profit from operations. In most years, the interest expense from this debt has exceeded the profit from operations. At December 31, 1999, the Company has a deficiency in working capital of approximately $5,000,000, an increase of approximately $15,000 from the prior year. The Company continues to be dependent upon sales of its one product, the Concession/Master system of hardware and software.

     These conditions substantially limit the Company's ability to obtain capital or expand operations. The Company's ability to continue depends upon future events, which include its ability to obtain sufficient operating capital, the forbearance of its creditors, and the development of new and enhanced products. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


D.   INVESTMENTS

     Investments at December 31, 1999 consist of $26,553 in a money market fund. This investment may be redeemed at any time and has been classified as available for sale by the Company. In 1999, a loss of $13,211 was realized on the sale of a treasury fund investment. On the two investments, dividend income re-invested amounted to $8,277 in 1999. The investments' carrying value is the fair value of the publicly traded securities.




E.   INVENTORY
     Inventory at December 31, consists of the following:

                           1999          1998

          Raw materials  $    72,174    $    73,335
          Work in process     14,863        110,703

               Total     $   187,037    $   184,038

F.   NOTE PAYABLE, OFFICER

     The note payable, officer is due on demand and bears interest at 12%. No interest is charged on the accrued interest on this note. The note is secured by substantially all of the assets of the Company. Interest on this note accrued for the years ending 1999, 1998 and 1997 was $208,629, $195,894, and
$207,500, respectively.

G.   CAPITAL STRUCTURE

     The Company has 2,500,000 shares of $.10 par value stock authorized of which 826,405 are issued and outstanding.

     Common shares are voting and dividends are paid at the discretion of the Board of Directors.


H.   RELATED PARTY ACTIVITY

     Through January, 1998, the Company rented property from a Trust, which is a member of the group that owns the majority of the Company's stock. Unpaid liabilities incurred in connection with this lease agreement are included in related party liabilities, which are as follows at December 31,

                                            1999      1998

          Rent                     $ 1,179,436        $ 1,179,436
          Interest on note payable,
          officer                    1,781,280          1,572,651
          Accrued compensation,
          officer                      839,902            753,503


                                   $ 3,800,618        $ 3,505,590


I.   CONCENTRATIONS

     1. In 1999, 1998, and 1997 a single customer accounted for approximately 28%, 38% and 20%, respectively, of total sales.

2. In 1999, purchases from three vendors amounted to approximately 69% of total purchases. In 1998 and 1997, purchases from six vendors accounted for approximately 82% and 35% of total purchases, respectively.

     3. From time to time, the Company's cash balances in one financial institution exceed the amount insured by the federal government.

J.   INCOME TAXES

     The provision for income taxes for 1999 consists of the following:

          Deferred federal    $(  300,000)
          Current state            12,000

                              $(  288,000)


     Included in current year income is approximately $300,000 of expenses due to related parties. In accordance with the Internal
Revenue Code, these expenses are not deductible until actually paid. A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

          Income taxes computed at the federal
           statutory rate:         $   100,000
          Tax benefit from utilization of net
           operating loss           (  100,000)
          State taxes                   12,000
          Reduction in valuation
           allowance                (  300,000)

                                   $(  288,000)

     The following is a summary of the significant components of the Company's deferred tax assets as of December 31:

                                    1999          1998

          Net operating losses   $ 800,000      $ 940,000
          Accrued expenses,
          related parties        1,500,000      1,400,000
                                 2,300,000      2,340,000

          Valuation allowance    (2,000,000)   (2,340,000)

          Net asset              $  300,000    $    -




J.   INCOME TAXES (continued)

     The Company has approximately $2,400,000 of federal net operating losses available that expire between 2003 and 2009. In accordance with Section 382 of the Internal Revenue Code, utilization of net operating losses can be limited if a significant change in ownership occurs.

K.   COMMITMENTS

     In January, 1997, the Company entered into a five-year lease for its current operating facilities. Minimum annual amounts due under this lease are as follows:

          2000      $    35,000
          2001           35,000
          2002            2,917

         Total $         72,917

     Rent expense for the years ending December 31, 1999, 1998 and 1997 amounted to $35,000, $35,000 and $32,083, respectively.

L.   RESEARCH AND DEVELOPMENT

     The Company incurred research and development costs amounting to $38,029, $41,995, and $52,379 during the three years ended December 31, 1999, 1998 and 1997, respectively.