Form 10-Q
period 2000-03-31
DI AN CONTROLS INC
filed 2000-05-22
CIK 28613

SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10Q

                          WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000              Commission File
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

Yes         No    X

DI-AN CONTROLS, INC.
BALANCE SHEET


                                      MARCH 31             MARCH
31
                                        2000                 1999

ASSETS

CURRENT ASSETS

     CASH                                81,122
239,248
     ACCOUNTS RECEIVABLE                139,203
80,236
     LESS: ALLOWANCE, BAD DEBTS           3,000
(13,715)
     INVENTORY                          168,665
178,645
          TOTAL                         385,990
484,114
EQUIPMENT AND IMPROVEMENTS

     MACHINERY AND EQUIPMENT             22,477
63,938
     LEASEHOLD IMPROVEMENTS                   0
0
     LESS: ACCUM DEPRECIATION           (22,477)
(63,938)
          NET                                 0
0

OTHER ASSETS

     CASH SURRENDER VALUE
     OFFICER'S LIFE INSURANCE            35,358
31,947
     DEPOSITS                             2,917
2,917
     DEFERRED CHARGES                         0
34,344
     OTHER                                   48
641
          TOTAL, OTHER ASSETS            38,322
76,185

     TOTAL ASSETS                       424,313
560,599

DI-AN CONTROLS, INC.
LIABILITIES AND STOCKHOLDERS DEFECIT


                                        MARCH 31           MARCH
31
                                          2000               1999

CURRENT LIABILITIES

     ACCOUNTS PAYABLE                      6,114
8,775
     RESERVE, WARRANTIES                  10,000
10,000
     DEFERRED REVENUE                     33,800
 0
     NOTE, PRINCIPAL STOCKHOLDER       1,537,741
1,847,741
     DUE TO RELATED PARTIES            3,852,619
3,585,980
     PAYROLL TAXES PAYABLE                13,690
 0
     UNEARNED INCOME                      19,936
37,205

TOTAL LIABILITIES                      5,473,737
5,489,701



STOCKHOLDERS' DEFICIT

     COMMON STOCK                         82,641
82,641
     CAPITAL, EXCESS OF PAR            1,124,451
1,124,451
     RETAINED EARNINGS               (5,820,446)
(6,044,120)
     CURRENT EARNINGS                  (136,070)
(92,074)


TOTAL STOCKHOLDERS' DEFICIT          (4,749,425)
(4,929,103)

TOTAL LIABILITIES
     AND STOCKHOLDERS' DEFICIT        (724,313)
(560,599)

DI-AN CONTROLS, INC.
STATEMENT OF OPERATIONS AND STOCKHOLDERS' DEFICIT

                                       MARCH 31         MARCH 31
                                         2000             1999
REVENUE
     NET SALES                       178,541             109,528
     SERVICE REVENUES                  6,840               2,620
     OTHER INCOME                          0                   0
          TOTAL REVENUE              185,381             112,148

COSTS AND EXPENSES
     COST OF SALES & SERVICES        213,251              93,280
     SELLING EXPENSES                 21,523              19,254
     GENERAL AND ADMIN  EXPENSE       46,275              39,500
     INTEREST                         28,755              54,673
          TOTAL EXPENSES             281,049             206,707


NET GAIN (LOSS)                     (136,070)           (92,074)

STOCKHOLDERS BEGINNING DEFICIT    (5,820,446)         (4,837,029)

STOCKHLDERS' DEF. END OF QUARTER  (4,970,114)         (4,867,891)

NET GAIN (LOSS) PER SHARe             ($0.16)              (0.11)



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

                                   DI/AN CONTROLS, INC.



Date   MAY 22, 2000                      By Robert D. Kodis

                                     Robert D. Kodis

President/Treasurer





                    SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10Q

                          WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000              Commission File Number 2-2996

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

Yes         No    X

DI-AN CONTROLS, INC.
BALANCE SHEET


                                      MARCH 31             MARCH 31
                                        2000                 1999

ASSETS

CURRENT ASSETS

     CASH                                81,122             239,248
     ACCOUNTS RECEIVABLE                139,203              80,236
     LESS: ALLOWANCE, BAD DEBTS           3,000             (13,715)
     INVENTORY                          168,665             178,645
          TOTAL                         385,990             484,114
EQUIPMENT AND IMPROVEMENTS

     MACHINERY AND EQUIPMENT             22,477              63,938
     LEASEHOLD IMPROVEMENTS                   0                   0
     LESS: ACCUM DEPRECIATION           (22,477)            (63,938)
          NET                                 0                   0

OTHER ASSETS

     CASH SURRENDER VALUE
     OFFICER'S LIFE INSURANCE            35,358              31,947
     DEPOSITS                             2,917               2,917
     DEFERRED CHARGES                         0              34,344
     OTHER-DEFFERED TAXES               300,048                 641
          TOTAL, OTHER ASSETS            38,322              76,185

     TOTAL ASSETS                       724,313             560,599

DI-AN CONTROLS, INC.
LIABILITIES AND STOCKHOLDERS DEFECIT


                                        MARCH 31           MARCH 31
                                          2000               1999

CURRENT LIABILITIES

     ACCOUNTS PAYABLE                      6,114                8,775
     RESERVE, WARRANTIES                  10,000               10,000
     DEFERRED REVENUE                     33,800                    0
     NOTE, PRINCIPAL STOCKHOLDER       1,537,741            1,847,741
     DUE TO RELATED PARTIES            3,852,619            3,585,980
     PAYROLL TAXES PAYABLE                13,690                    0
     UNEARNED INCOME                      19,936               37,205

TOTAL LIABILITIES                      5,473,737            5,489,701



STOCKHOLDERS' DEFICIT

     COMMON STOCK                         82,641               82,641
     CAPITAL, EXCESS OF PAR            1,124,451            1,124,451
     RETAINED EARNINGS               (5,820,446)          (6,044,120)
     CURRENT EARNINGS                  (136,070)             (92,074)


TOTAL STOCKHOLDERS' DEFICIT          (4,749,425)          (4,929,103)

TOTAL LIABILITIES
     AND STOCKHOLDERS' DEFICIT        (724,313)            (560,599)

DI-AN CONTROLS, INC.
STATEMENT OF OPERATIONS AND STOCKHOLDERS' DEFICIT

                                       MARCH 31         MARCH 31
                                         2000             1999
REVENUE
     NET SALES                       178,541             109,528
     SERVICE REVENUES                  6,840               2,620
     OTHER INCOME                          0                   0
          TOTAL REVENUE              185,381             112,148

COSTS AND EXPENSES
     COST OF SALES & SERVICES        213,251              93,280
     SELLING EXPENSES                 21,523              19,254
     GENERAL AND ADMIN  EXPENSE       46,275              39,500
     INTEREST                         28,755              54,673
          TOTAL EXPENSES             281,049             206,707


NET GAIN (LOSS)                     (136,070)           (92,074)

STOCKHOLDERS BEGINNING DEFICIT    (5,820,446)         (4,837,029)

STOCKHLDERS' DEF. END OF QUARTER  (4,970,114)         (4,867,891)

NET GAIN (LOSS) PER SHARe             ($0.16)              (0.11)



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

                                   DI/AN CONTROLS, INC.



Date   MAY 22, 2000                      By Robert D. Kodis
                                     Robert D. Kodis
                                                    President/Treasurer