Form 10-Q
period 2000-06-30
DI AN CONTROLS INC
filed 2000-08-09
CIK 28613

SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10Q

                          WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended JUNE 30, 2000               Commission File Number 2-2996

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

Yes    x     No

DI-AN CONTROLS, INC.
BALANCE SHEET


                                        JUNE 30            JUNE 30
                                         2000                1999

ASSETS

CURRENT ASSETS

     CASH                                55,921             303,830
     ACCOUNTS RECEIVABLE                162,091             104,735
     LESS: ALLOWANCE, BAD DEBTS           3,000             (13,715)
     INVENTORY                          147,468             131,944
          TOTAL                         362,481             526,795

EQUIPMENT AND IMPROVEMENTS

     MACHINERY AND EQUIPMENT             63,938              63,938
     LEASEHOLD IMPROVEMENTS                   0                   0
     LESS: ACCUM DEPRECIATION           (63,938)            (63,938)
          NET                                 0                   0

OTHER ASSETS

     CASH SURRENDER VALUE
     OFFICER'S LIFE INSURANCE            35,358              31,947
     DEPOSITS                             2,917               2,917
     DEFERRED CHARGES                         0              34,344
     OTHER                                   48               6,894
          TOTAL, OTHER ASSETS            38,322              76,102
     DEFERRED TAX ASSET                 300,000                   0

     TOTAL ASSETS                       700,803             602,897



















DI-AN CONTROLS, INC.
LIABILITIES AND STOCKHOLDERS DEFECIT


                                      JUNE 30          JUNE 30
                                        2000             1999

CURRENT LIABILITIES

     ACCOUNTS PAYABLE                 10,886              13,839
     RESERVE, WARRANTIES              10,000              10,000
     DEFERRED REVENUE                 (3,900)             48,464
     NOTE, PRINCIPAL STOCKHOLDER   1,537,741           1,847,741
     DUE TO RELATED PARTIES        3,910,304           3,661,641
     CUSTOMER DEPOSITS                31,200                   0
     SALES TAX PAYABLE                  (162)                  0
     PAYROLL TAX PAYABLE               14,488                  0

TOTAL LIABILITIES                  5,510,557           5,581,685



STOCKHOLDERS' DEFICIT

     COMMON STOCK                     82,641              82,641
     CAPITAL, EXCESS OF PAR        1,124,451           1,124,451
     ACCUMULATED DEFICIT          (6,016,845)         (6,185,879)

     TOTAL STOCKHOLDERS' DEFICIT  (4,809,754)         (4,978,788)

TOTAL LIABILITIES
     AND STOCKHOLDERS' DEFICIT       700,803             602,897

DI-AN CONTROLS, INC.
STATEMENT OF OPERATIONS AND STOCKHOLDERS' DEFICIT

                                     JUNE 30          JUNE 30
                                       2000             1999
REVENUE
     NET SALES                       366,338             279,571
     SERVICE REVENUES                  9,573              10,452
     OTHER INCOME                        666               3,108
          TOTAL REVENUE              376,577             293,131

COSTS AND EXPENSES
     COST OF SALES & SERVICES        332,605             189,705
     SELLING EXPENSES                 41,585              37,402
     GENERAL AND ADMIN  EXPENSE      105,166              91,564
     INTEREST                         71,687             116,219
          TOTAL EXPENSES             551,043             434,890

NET GAIN (LOSS)                     (174,466)           (141,759)

STOCKHOLDERS BEGINNING DEFICIT    (5,842,379)         (6,044,120)

STOCKHLDERS' DEF. END OF QUARTER  (6,016,845)         (6,185,879)

NET GAIN (LOSS) PER SHARE             ($0.21)             ($0.17)



                           MANAGEMENT DISCUSSION

SUMMARY OF RESULTS OF OPERATIONS (UNAUDITED)


Interest expense of $86,264.00 was incurred on short term loans to fund current operations.


LIQUIDITY

A principal stockholder has loaned the company funds to carry out company operations.

BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the period ending June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


SALES OF UNREGISTERED SECURITIES (DEBT OR EQUITY):  NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DI/AN CONTROLS, INC.



Date   August 08, 2000                              By Robert D. Kodis
                                                    Robert D. Kodis
                                                    President/Treasurer