Form 10-Q
period 2002-03-31
DI AN CONTROLS INC
filed 2002-07-02
CIK 28613

SECURITIES AND EXCHANGE COMMISION

				                 FORM 10Q

				WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
	THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2002              	Commission File Number 2-2996


			DI-AN CONTROLS, INC.
		Exact Name of Registrant as specified in its charter

MASSACHUSETTS					04-2237138
State of Incorporation				I.R.S. Employer Identification Number


530 West Street
Braintree, Massachusetts, 02184
Address of principal executive offices, Zip Code



Shares of Common Stock outstanding as of:  March 31, 2002        	826,405 shares

Registrant's telephone number, including area code:			781-848-1299


Indicate by check mark whether the registrant (1) has filed all reports required to be filed
by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES      		NO    x










				DI-AN CONTROLS, INC.

				     BALANCE SHEET



	ASSETS		MARCH 31, 2002	MARCH 31, 2001 	 CHANGE

Current Assets
 	Cash                            3,687.52               (18,753.73)
          22,441.25
	Accounts Receivable	        252,352.43	     159,451.97		      92,900.46
	   Travel Advances		5,050.00				        5,050.00
	Allowance for bad debt        (3,000.00)               (3,000.00)
          0.00
		Inventory	         253,755.28	      88,625.00		     165,130.28
		 Deposits		 2,565.00	        2,916.00                        (351.00)

Total Current Assets		       $514,410.23            $229,239.24		     285,170.99


Property and Equipment

	        Equipment	            21,231.50	      14,985.00
                6,246.50
		Tooling		  7,730.00	        7,730.00                               0.00
    Accum. Depreciation-Tooling      (23,944.00)          (22,477.00)
       (1,467.00)

Total Property and Equipment	$5,017.50                $238.00		         4,779.50


		Other Assets	                           0                  47.50
                 (47.50)
       Life Insurance - Current Value	  17,706.00           33,358.00
             (17,652.00)
		Deferred Taxes	300,000.00	   300,000.00			    0.00

Total Other Assets		         $317,706.00        $335,405.50
           (17,699.50)

Total Assets			        $837,133.73	 $564,882.74		   272.250.99



				DI-AN CONTROLS, INC.
			  BALANCE SHEET- CONTINUED
LIABILITIES AND CAPITAL   MARCH 31, 2002   MARCH 31, 2001   CHANGE
Current Liabilities
	   Accounts Payable		   37,265.18	      (13,959.42)                 51,224.60
	Note Payable Officer            1,317,741.04         1,287,741.04
   30,000.00
	    Customer Deposits		   20,703.00             31,200.00
          (10,497.00)
                  Unearned Income		   20,528.25           (92,604.79)
         113,133.04
	Reserve For Warranty		   10,000.00	        10,000.00	               0.00
	  Payroll Tax Payable	                 3,465.91	        14,312.88
	   (10,846.97)
	 Other accrued expenses       4,336,625.83        4,070,625.53		   265,973.30

Total Current Liabilities	        $5,746,329.21       $5,307,342.24	  438,986.97
Total Long-Term Liabilities		         $0.00                      $0.00
        0.00
Total Liabilities	                  $5,746,329.21	 $5,307,342.24	 438,986.97
Capital
     Beginning Balance Equity    (12,064,082.10)         1,207,091.24
     (13,271,173.34)
           Retained earnings	        6,951,651.47       (5,935,731.60)
     12,887,383.07
              Net Income	                       203,235.15
 (13,817.82)
	    217,052.97

Total Capital			  ($4,909,195.48)      ($4,742,458.18)            (166,737.30)

Total Liabilities & Capital               837,133.73             564,884.06
           272,249.67


				DI-AN CONTROLS, INC.
STATEMENT OF OPERATIONS AND STOCKHOLDERS' DEFICIT
INCOME STATEMENT	MARCH 31, 2002	MARCH 31, 2001	CHANGE
Revenue
	Product Sales		       358,202.58	     112,795.00	     	  245,407.58
           Services Income	           2,042.00	         5,921.00
    (3,879.00)
 Maintenance Contract Revenue        8,334.00	       48,020.97		   (39,686.97)
	Other Income		                  0.00                       361.90
   (391.60)
Total Revenues		       368,578.58                167,098.87
         201,479.71

Expenses
    Cost Of Sales & Service	      127,965.85	      80,704.48
            47,261.37
Salaries & Wages, Admin.	        21,250.32                  40,467.03
           (19,216.71)
      Overhead & Other		        39,793.48	      19,812.95
 19,980.53
	Interest	 		        40,032.23                  39,932.23
                    100.00

Total Expenses		      229,041.88	    180,916.69		      48,125.19

Net gain (loss)			      139,536.70	   (13,817.82)                   153,354.52
Stockholders beginning deficit  (5,981,478.00)       (5,820,446.00)
   (161,032.00)
Stockholders ending deficit       (5,841,941.30)       (5,834,263.82)
           (7,677.48)

Net per share gain (loss)                          0.17
     (0.02)

                  0.19


			MANAGEMENT DISCUSSION
		SUMMARY OF RESULTS OF OPERATIONS (UNAUDITED)
Sales for the first quarter 2001 of $358,203 was an increase of $245,408 over the prior
years first quarter.  The decrease in Service Revenue by $39,687 off set the sales gain for
a net revenue increase of $201,480 for the quarter over the
 prior years quarter.
Expense increased by $48, 125 over the comparable quarter leaving a net gain of $139,537 for the quarter compared to a loss of $139,818 for the prior year quarter.
Interest expense of $40, 032 was incurred on short term loans to fund current operations.

LIQUIDITY
A principal stockholder has loaned the company funds to carry out company operations.
Improved cash flow:

BASIS OF PRESENTATION
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in
the opinion of management, necessary for a fair statement of results for the interim periods.
The results of  operations for the period ending
 March 31, 2002 are not necessarily
indicative of the results to be expected for the full year.

SALES OF UNREGISTERED SECURITIES (DEBT OR EQUITY): NONE Pursuant to the requirements of the Securities and Exchange
 Act of 1934, the registrant
has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DI-AN CONTROLS, INC.
By Robert D. Kodis
                                     Robert D. Kodis
                                Date
                                     President/Treasurer