Form 10-Q
period 2002-06-30
DI AN CONTROLS INC
filed 2002-08-23
CIK 28613

SECURITIES AND EXCHANGE COMMISSION

FORM 10Q

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:	June 30, 2002
Commission File Number 2-2996


DI-AN CONTROLS, INC.
Exact Name of Registrant as specified in its charter


MASSACHUSETTS                                 				04-2237138
State of Incorporation               			 	I.R.S. Employer Identification Number


530 West Street
Braintree, Massachusetts, 02184
Address of principal executive offices, Zip Code


Shares of Common Stock outstanding as of: 	June 30, 2002
826,405 shares


Registrant's telephone number, including area code:			 781 848 - 1299


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

Yes         No    X



DI-AN CONTROLS, INC.

BALANCE SHEET

ASSETS				June 30, 2002		June 30, 2001		Change
Current Assets
Cash					45,392.22		(33,801.23)		79,193.45
Accounts Receivable			120,425.98		131,758.07		(11,332.09)
Allowance for bad debt		(3,000.00)		(3,000.00)		          0.00
Inventory				248,997.14		131,399.80		117,597.34
Deposits				5,481.67		2,916.67		2,565.00
Prepaid expenses			10,590.00		(2,092.58)		12,682.58
Total Current Assets			$427,887.01		$227,180.73		$200,706.28

Property and Equipment
Equipment				21,231.50		14,747.00		6,484.50
Tooling				7,730.00		7,730.00		      0.00
Accum Depreciation 			(23,669.00)		(22,477.00)		(1,467.00)

Total Property and Equipment	$5,292.50		0.00			$5,017.50

Other Assets
Life Insurance - Current Value	17,706.00		30,507.00		(12,801.00)
Deferred Taxes			281,153.17


Total Other Assets			$298,859.17		$330,507.00		(12,801.00)

Total Assets				$732,038.68		$557,687.73		$192,922.78


DI-AN CONTROLS, INC.

BALANCE SHEET (continued)

LIABILITIES AND CAPITAL	June 30, 2002		June 30, 2001		Change

Current Liabilities
Accounts Payable			2,627.41		42,709.79 		(40,082.38)
Note Payable Officer			1,297,741.04		1,297,741.04 		0.00
Customer Deposits			20,703.00		19,175.25 		1,527.75
Unearned Income			20,528.25		105,508.76 		(84,980.51)
Reserve for Warranty			10,000.00		10,000.00 		0.00
Payroll tax payable			692.42			21,223.22 		(20,530.80)
Sales tax payable			$0.00			(162.11)		162.11
Other accrued expenses		4,381,904.70		4,380,160.79 		1,743.91

Total Current Liabilities		$5,753,712.79		$5,876,356.74		(122,643.95)

Total Long-Term Liabilities			$0.00		$0.00			0.00
Total Liabilities			$5,753,712.79		$5,876,356.74		(122,643.95)

Capital
Beginning Balance Equity		1,207,092.24		1,207,091.24 		 0.00
Retained earnings			(6,271,893.86)		(6,232,168.70)		(73,902.55)
Net Income				     43,127.75		(109,094.55)		210,971.52
Total Capital				(5,021,674.11)		($5,134,172.01)	137,069.73

Total Liabilities & Capital		$732,038.68		$742,184.73		$14,425.78



DI-AN CONTROLS, INC.

STATEMENT OF OPERATIONS AND STOCKHOLDERS' DEFICIT


					June 30, 2002		June 30, 2001		Change
Revenue
Product Sales				438,405.83 		112,795.00 		325,610.83
Service Income			7,284.52 		5,921.00 		1,363.52
Maintenance Contract Revenues	15,664.50 		48,020.97 		32,356.47)
Other income							361.90 		(361.90)

Total Revenues			461,354.85 		167,098.87 		294,255.98

Expenses
Cost of sales & service		207,184.10 		80,704.48 		126,479.62
Salaries & wages, administration	40,284.18 		40,467.03 		(182.85)
Overhead & other			88,771.77 		19,812.95 		68,958.82
Interest					66,987.05 		39,932.23 		27,054.82

Total expenses				403,227.10 		180,916.69 		222,310.41

Net gain (loss)				58,127.75 		(13,817.82)		56,945.57

Taxes					15,000.00 		            0.00 		          0.00

Net Income				$43,127.75 		($13,817.82)		$56,945.57

Stockholders beginning deficit	(5,981,478.00)		(5,820,446.00)		(161,032.00)

Stockholders ending deficit		(5,841,941.30		(5,834,263.82)		(7,677.48)

Net per share gain (loss)			0.17 		(0.02)				0.19




MANAGEMENT DISCUSSION

SUMMARY OF RESULTS OF OPERATIONS  (UNAUDITED)



SALES

First half of year 2002 sales were a 176% increase over first half year 2001 sales.  Sales of
$461,355 were 98% for the DI-AN CONCESSION/MASTER System
 and customer support for
that system.  Sales were to Baseball teams, Fairs, Convention
 Centers, Universities, and Food
Concession Contractors.

NET INCOME

The company's revenue in the first half of 2002 was in excess of expenses resulting in a positive
net income of $43,127.75, an improvement of $57 thousand over first half last year.

Interest expense of $66,987.05 was incurred on short-term loans to fund current operations.

LIQUIDITY

A principal stockholder has loaned the company funds to carry out company operations.

Improved cash flow:

BASIS OF PRESENTATION

The financial information included herein is unaudited; however
, such information reflects all
adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the period ending June 30, 2002 are not necessarily indicative of the
results to be expected for the full year.


SALES OF UNREGISTERED SECURITIES (DEBT OR EQUITY):  NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused
this report to be signed on its behalf by the undersigned thereunto duly authorized.

DI/AN CONTROLS, INC.

By Robert D. Kodis
			________________________________		________________
                                            Robert D. Kodis 					Date
                                            President/Treasurer