Form 10-Q
period 2002-09-30
DI AN CONTROLS INC
filed 2002-12-02
CIK 28613

SECURITIES AND EXCHANGE COMMISSION

FORM 10Q

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:	September 30, 2002
Commission File Number 2-2996


DI-AN CONTROLS, INC.
Exact Name of Registrant as specified in its charter


MASSACHUSETTS                                 				04-2237138
State of Incorporation               			 	I.R.S. Employer Identification Number


530 West Street
Braintree, Massachusetts, 02184
Address of principal executive offices, Zip Code


Shares of Common Stock outstanding as of: 	September 30, 2002
826,405 shares


Registrant's telephone number, including area code:			 781 848 - 1299


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

Yes         No    X



DI-AN CONTROLS, INC.

BALANCE SHEET

ASSETS			September 30, 2002		September 30, 2001

Current Assets

Cash					  21,869.69			  30,402.40
Accounts Receivable			112,998.82			  31,061.36
Allowance for bad debt		 (3,000.00)			 (3,000.00)
Inventory				216,766.46			127,041.97
Deposits				    5,481.67
Prepaid expenses			  10,590.00
Total Current Assets			364,706.64

Property and Equipment
Equipment				   21,231.50			  14,474.00
Tooling				     7,730.00			    7,730.00
Accum Depreciation 			 (23,944.00)			(22,477.00)
Total Property and Equipment	     5,017.50

Other Assets
Life Insurance - Current Value	   17,706.00			 30.507.00
Deferred Taxes			 300,000.00		 	317,706.00

Total Assets			 	687,430.14			740,698.21


DI-AN CONTROLS, INC.

BALANCE SHEET (continued)

LIABILITIES AND CAPITAL	September 30, 2002		September 30, 2001

Current Liabilities

Accounts Payable			    11,366.17
Note Payable Officer			1,297,741.04
Customer Deposits			    20,703.00
Unearned Income			    20,528.25
Reserve for Warranty			    10,000.00
Payroll tax payable			    (6,923.67)
Sales tax payable
Other accrued expenses		4,451,795.21

Total Liabilities			5,805,210.17


Capital
Beginning Balance Equity		1,207,092.24
Retained earnings			(6,312,071.49)
RE Accrual				    (12,800.78)
Total Capital				(5,117,780.03)
Total Liabilities & Capital		    687,430.14			740,698.21


DI-AN CONTROLS, INC.

STATEMENT OF OPERATIONS AND STOCKHOLDERS' DEFICIT


					September 30, 2002		September 30, 2001
Revenue

Product Sales				510,238.65
Service Income			11,049.52
Maintenance Contract Revenues	21,204.79
Other income

Total Revenues			542,492.96

Expenses
Cost of sales & service		343,049.79
Salaries & wages, administration	66,880.12
Overhead & other			89,732.33
Interest					118,896.69

Total expenses				618,558.93

Net gain (loss)				(76,065.97)

Taxes						0

Net Income				(76,065.97)

Stockholders beginning deficit	(5,841,941.30)

Stockholders ending deficit		(5,918,007.27)

Net per share gain (loss)			(9.2)




MANAGEMENT DISCUSSION

SUMMARY OF RESULTS OF OPERATIONS  (UNAUDITED)



NET INCOME

The company's revenue in the third quarter of 2002 was a loss of $76,065.97. Prior to the cost of financing, a positive income from operations of $42,830.72, represented sales in excess of cost of goods and ordinary operating expenses.

Interest expense of $118,896.69 YTD was incurred on short-term loans to fund current operations.

LIQUIDITY

A principal stockholder has loaned the company funds to carry out company operations.



BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such\
 information reflects all
adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of
management, necessary for a fair statement of results for the interim periods.

The results of operations for the period ending September 30, 2002 are not necessarily indicative of the results to be expected for the full year.


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